Form 10-K
period 2006-12-31
CORTS TRUST II FOR FORD NOTES
filed 2007-03-28
CIK 1222521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2006                                           001-32088

                           STRUCTURED PRODUCTS CORP.,
                                  on behalf of

                         CorTS Trust For Ford Debentures

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

CorTS Trust For Ford Debentures,     New York Stock Exchange
Corporate-Backed Trust Securities
(CorTS) Certificates


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

                                Yes X(1)     No __


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


_____________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

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


                              Introductory Note

Structured Products Corp. (the "Depositor") is the depositor under the Base Trust Agreement, dated as of December 15, 2000, as supplemented by the CorTS Supplement 2001-8, dated as of February 28, 2001, by and between the Depositor and U.S. Bank Trust National Association, as Trustee (the "Trustee"), providing for the issuance of the CorTS Trust For Ford Debentures, Corporate-Backed Trust Securities (CorTS) Certificates (the "Certificates") and is the depositor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

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

Item 4.     Submission of Matters To A Vote of Security Holders

            None

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

            The Certificates representing investors' interest in the Trusts are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

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

Item 14.    Controls and Procedures

            Not Applicable

                                   PART IV

Item 15.    Exhibits, Financial Schedules and Reports on Form 8-K

(a)    The following documents are also filed as part of this Report:

        3. Exhibits:


         99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


         1. Trustee's Distribution Statement for the May 1, 2006 Distribution Date filed on Form 8-K on May 11, 2006.


         2. Trustee's Distribution Statement for the November 1, 2006 Distribution Date filed on Form 8-K on 2. November 8, 2006.


(c)    See item 15(a)(3) above.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Structured Products Corp., as depositor for the Trusts (the "Registrant")




Dated:  March 28, 2007                          By:   /s/ John W. Dickey
                                                ------------------------------
                                                Name:    John W. Dickey
                                                Title:   Authorized Signatory

                                                                    Exhibit 99.1

                                  CERTIFICATION


I, John W. Dickey, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CorTS Trust For Ford Debentures;

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



                                                By:      /s/ John W. Dickey
                                                --------------------------------
                                                Name:    John W. Dickey
                                                Title:   Authorized Signatory
                                                Date:    March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For Ford Debentures, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.     The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.


                                                       /s/ Marlene Fahey
                                                       -------------------------
                                                       Name:    Marlene Fahey
                                                       Title:   Vice President
                                                       Date:    March 28, 2007

                                  EXHIBIT INDEX

Exhibit                                                                     Page

  99.1      Certification by Assistant Secretary, Assistant Vice
            President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  99.2      Annual Compliance Report by Trustee pursuant to 15 U.S.C.
            Section 7241.