Form 10-K/A
period 2006-12-31
CORTS TRUST II FOR FORD NOTES
filed 2007-03-29
CIK 1222521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:               Commission File Number:
            December 31, 2006                          001-31639

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

                                Yes X(1)    No
                                    ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

______________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                Yes         No   X
                                    ----       -----


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

           -------------------------------------------------------
            Underlying Securities Issuer(s)   Exchange Act File
              or Guarantor, or successor            Number
                        thereto

           -------------------------------------------------------
           Ford Motor Company                 001-03950
           -------------------------------------------------------

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

            99.2  Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

--------------------------------------------------------------------------------
          1. Trustee's Distribution Statement for the January 16, 2006 Distribution Date filed on Form 8-K on January 31, 2006.
--------------------------------------------------------------------------------
          2. Trustee's Distribution Statement for the July 16, 2006 Distribution Date filed on Form 8-K on July 26, 2006.
--------------------------------------------------------------------------------


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

                                        Structured Products Corp., as depositor
                                        for the Trust (the "Registrant")




Dated:  March 28, 2007                  By:   /s/ John W. Dickey
                                        ------------------------------
                                        Name:    John W. Dickey
                                        Title:   Authorized Signatory

                                                                    Exhibit 99.1


                                       CERTIFICATION


I, John W. Dickey, certify that:

1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Products Corp., on behalf of CorTS Trust II For Ford Notes;

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



                                               /s/ Marlene Fahey
                                          ---------------------------
                                          Name:  Marlene Fahey
                                          Title: Vice President
                                          Date:  March 28, 2007

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