Form 10-K
period 2007-12-31
CORTS TRUST II FOR FORD NOTES
filed 2008-03-20
CIK 1222521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
   December 31, 2007                                            001-31639

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

                          Yes  X(1)        No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


_______________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                            Yes  __          No  _X_


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

           99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


               1. Trustee's Distribution Statement for the January 16, 2007 Distribution Date filed on Form 8-K on January 24, 2007.

               2. Trustee's Distribution Statement for the July 16, 2007 Distribution Date filed on Form 8-K on July 23, 2007.

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

                                Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 18, 2008                          By:    /s/ John W. Dickey
                                                     ----------------------
                                                Name:    John W. Dickey
                                                Title:   Authorized Signatory

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


                                           By:            /s/ John W. Dickey
                                                 -------------------------------
                                           Name:   John W. Dickey
                                           Title:  Authorized Signatory
                                           Date:    March 18, 2008

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust II For Ford Notes, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.




                                                               /s/ Marlene Fahey
                                                      --------------------------
                                                      Name:   Marlene Fahey
                                                      Title:     Vice President
                                                      Date:     March 18, 2008

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