Form 10-K
period 2008-12-31
CORTS TRUST II FOR FORD NOTES
filed 2009-03-24
CIK 1222521

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
   December 31, 2008                                            001-31639

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


   Underlying Securities Issuer(s) or Guarantor,        Exchange Act File Number
              or successor thereto
-----------------------------------------------         ------------------------
    Ford Motor Company                                  001-03950

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

              None

 Item 8.      Financial Statements and Supplementary Data

              None

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

              None

                                 PART III

Item 10.      Directors, Executive Officers and Corporate Governance

              None

Item 11.      Executive Compensation

              Not Applicable

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Information required by Item 201(d) of Regulation S-X: Not applicable
              Information required by Item 403 of Regulation S-X:  None

Item 13.      Certain Relationships and Related Transactions, and Director
              Independence

              None

Item 14.      Controls and Procedures

              Not Applicable

                                 PART IV

Item 15.      Exhibits, Financial Schedules and Reports on Form 8-K

(a)       The following documents are also filed as part of this Report:

        3. Exhibits:


           99.1      Certification by Vice President and Finance
                     Officer of the Registrant pursuant to 15 U.S.C.
                     Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


               1. Trustee's Distribution Statement for the January 16, 2008 Distribution Date filed on Form 8-K on January 18, 2008.

               2. Trustee's Distribution Statement for the July 16, 2008 Distribution Date filed on Form 8-K on July 24, 2008.

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

                                Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 18, 2009                           By:    /s/ Stanley Louie
                                                     ----------------------
                                                Name:    Stanley Louie
                                                Title:   Authorized Signatory

                                                                    Exhibit 99.1


                                 CERTIFICATION


I, Stanley Louie, certify that:

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


                                           By:     /s/ Stanley Louie
                                                 -------------------------------
                                           Name:   Stanley Louie
                                           Title:  Authorized Signatory
                                           Date:   March 18, 2009

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust II For Ford Notes, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2008 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.




                                                    /s/ Janet P. O'Hara
                                               --------------------------
                                               Name:   Janet P. O'Hara
                                               Title:  Assistant Vice President
                                               Date:   March 18, 2009

                                EXHIBIT INDEX

    Exhibit                                                                 Page

       99.1 Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       99.2   Annual Compliance Report by Trustee pursuant to 15
              U.S.C. Section 7241.